Form 10-K
period 2005-12-31
LEHMAN ABS CORP BACKED TRUST CERTS SER 2001-20
filed 2006-03-27
CIK 1267740

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

   For the fiscal year ended December 31, 2005

                                      or

   / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-
       TIES EXCHANGE ACT OF 1934

   For the transition period from ________ to ________

                     Commission File Number:     001-31866

                            Lehman ABS Corporation,
                            -----------------------

                                 on behalf of:

           Corporate Backed Trust Certificates, Series 2001-20 Trust
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


                            Delaware                                                    13-3447441
------------------------------------------------------------------       ---------------------------------------
  (State or other jurisdiction of incorporation or organization)           (I.R.S. Employer Identification No.)

           745 Seventh Avenue, New York, New York                                         10019
      ------------------------------------------------                    --------------------------------------
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

        Corporate Backed Trust Certificates, Series 2001-20                  New York Stock Exchange ("NYSE")


Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes / /  No /X/

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes / /  No /X/

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes / /  No /X/

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

                                    PART I

Item 1.  Business.
-----------------
         Not Applicable

Item 1A. Risk Factors.
---------------------
         Not Applicable

Item 1B. Unresolved Staff Comments.
----------------------------------
         Not Applicable

Item 2.  Properties.
-------------------
         Not Applicable

Item 3.  Legal Proceedings.
---------------------------
         None

Item 4.  Submission of Matters to a Vote of Security Holders.
-------------------------------------------------------------
         None

                                    PART II

Item 5. Market for Registrant's Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.
--------------------------------------------------------------
     The publicly offered Certificates representing investors' interest in the Trust are represented by one or more physical Certificates registered in the name of "Cede & Co.", the nominee of The Depository Trust Company. Those publicly offered Certificates are listed on the NYSE.

Item 6.  Selected Financial Data.
---------------------------------
         Not Applicable

Item 7. Management's Discussion and Analysis of
Financial Condition and Results of Operation.
---------------------------------------------
         Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.
--------------------------------------------------------------------
         Not Applicable

Item 8. Financial Statements and Supplementary Data.
----------------------------------------------------
         Not Applicable

Item 9. Changes in and Disagreements With Accountants
on Accounting and Financial Disclosure.
---------------------------------------
         None

Item 9A. Controls and Procedures.
--------------------------------
         Not Applicable

Item 9B. Other Information.
--------------------------
         None

                                   PART III

Item 10. Directors and Executive Officers of the Registrant.
------------------------------------------------------------
         Not Applicable

Item 11. Executive Compensation.
--------------------------------

         Not Applicable

Item 12. Security Ownership of Certain Beneficial
Owners and Management and Related Stock Matters.
------------------------------------------------
         Not Applicable

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

               1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2005 through and including December 31, 2005 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:


----------------------------------------------------------------------------- ---------------------- ---------------
                             Trust Description                                Distribution Date      Filed on
----------------------------------------------------------------------------- ---------------------- ---------------
Corporate Backed Trust Certificates, Series 2001-20 Trust                          06/01/2005          06/13/2005
                                                                                   12/01/2005          12/12/2005
----------------------------------------------------------------------------- ---------------------- ---------------



               2.   None.

               3.   Exhibits:

                    31.1 - Certification by Senior Vice President of the Registrant pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

                    31.2 - Annual Compliance Report by Trustee pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

                                    Lehman ABS Corporation, as Depositor for the Trust (the "Registrant")



Dated: March 27, 2006               By:    /s/ CHARLES M. WEAVER
                                       ---------------------------------------
                                           Name:  Charles M. Weaver
                                           Title: Senior Vice President


                                             EXHIBIT INDEX

         -------------------------------------------------------------------------------------------
             Reference
            Number per                  Description of Exhibits                    Exhibit Number
            Item 601 of                                                          in this Form 10-K
           Regulation SK
         -------------------------------------------------------------------------------------------
                          Certification by Senior Vice President of the
              (31.1)      Registrant pursuant to 15 U.S.C. Section 7241, as            31.1
                          adopted pursuant to Section 302 of the Sarbanes-Oxley
                          Act of 2002.
         -------------------------------------------------------------------------------------------
                          Annual Compliance Report by Trustee pursuant to 15
              (31.2)      U.S.C. Section 7241, as adopted pursuant to Section          31.2
                          302 of the Sarbanes-Oxley Act of 2002.
         -------------------------------------------------------------------------------------------
