Form 10-K
period 2006-12-31
LEHMAN ABS CORP BACKED TRUST CERTS SER 2001-20
filed 2007-03-21
CIK 1267740

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

      For the fiscal year ended December 31, 2006

                                      or

      |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURI-TIES EXCHANGE ACT OF 1934

      For the transition period from ________ to ________

                       Commission File Number: 001-31866

                            Lehman ABS Corporation,
                            -----------------------

                                 on behalf of:

           Corporate Backed Trust Certificates, Series 2001-20 Trust
------------------------------------------------------------------------------
            (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                13-3447441
 --------------------------------------   -----------------------------------
    (State or other jurisdiction of       (I.R.S. Employer Identification No.)
     incorporation or organization)

       745 Seventh Avenue, New York, New York             10019
   ---------------------------------------------   --------------------
      (Address of principal executive offices)          (Zip Code)

Registrant's telephone number, including area code:  (212) 526-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of Class                                 Name of Registered Exchange
--------------                                 ---------------------------

Corporate Backed Trust Certificates,         New York Stock Exchange ("NYSE")
Series 2001-20

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes |_|  No |X|

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes |_|  No |X|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X|  No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Act.
Large Accelerated Filer |_|  Accelerated Filer |_|  Non-Accelerated Filer |X|


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

Washington Mutual, Inc., the issuer of the junior subordinated debentures, the sole assets held by the Underlying Securities Issuer, is subject to the information reporting requirements of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). For information on Washington Mutual, Inc., please see its periodic and current reports filed with the Securities and Exchange Commission (the "Commission") under Washington Mutual, Inc.'s Exchange Act file number, 001-14667. The Commission maintains a site on the World Wide Web at "http://www.sec.gov" at which users can view and download copies of reports, proxy and information statements and other information regarding issuers filed electronically through the Electronic Data Gathering, Analysis and Retrieval system, or "EDGAR." Periodic and current reports and other information required to be filed pursuant to the Exchange Act by the issuer of the junior subordinated debentures may be accessed on this site. Neither the Depositor nor the Trustee has participated in the preparation of such reporting documents, or made any due diligence investigation with respect to the information provided therein. Neither the Depositor nor the Trustee has verified the accuracy or completeness of such documents or reports. There can be no assurance that events affecting the Underlying Securities Issuer, the issuer of the junior subordinated debentures or the underlying securities have not occurred or have not yet been publicly disclosed which would affect the accuracy or completeness of the publicly available documents described above.
                                    PART I

Item 1.  Business.
      Not Applicable

Item 1A. Risk Factors.
      Not Applicable

Item 1B. Unresolved Staff Comments.
      Not Applicable

Item 2.  Properties.
      Not Applicable

Item 3.  Legal Proceedings.
      None

Item 4.  Submission of Matters to a Vote of Security Holders.
      None

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

Item 6.  Selected Financial Data.
      Not Applicable

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.
      Not Applicable

Item 7A. Quantitative and Qualitative Disclosures About Market Risk. Not Applicable

Item 8.  Financial Statements and Supplementary Data.
      Not Applicable

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
      None

Item 9A. Controls and Procedures.
      Not Applicable

Item 9B. Other Information.
      None

                                   PART III

Item 10. Directors, Executive Officers and Corporate Governance.
      Not Applicable

Item 11.  Executive Compensation.
      Not Applicable

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stock Matters.
      Not Applicable

Item 13. Certain Relationships and Related Transactions, and Director Independence.
      None

Item 14. Principal Accounting Fees and Services.
      Not Applicable

                                    PART IV

Item 15. Exhibits, Financial Statement Schedules.
      (a)   The following documents have been filed as part of this report.

            1. Trustee's Distribution Statements documented on Form 8-K regarding the distributions from the Trust to the certificateholders for the period from January 1, 2006 through and including December 31, 2006 have been filed with the Securities and Exchange Commission and are hereby incorporated by reference. Filing dates are listed below:

  --------------------------------------------------------------------------
                   Trust Description             Distribution    Filed on
                                               Date
  --------------------------------------------------------------------------
  Corporate Backed Trust Certificates,           06/01/2006      06/12/2006
  Series 2001-20 Trust                           12/01/2006      12/13/2006
  --------------------------------------------------------------------------


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

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Lehman ABS Corporation, as Depositor for the
                              Trust (the "Registrant")



Dated:  March 21, 2007        By:   /s/ CHARLES M. WEAVER
                                 ---------------------------------
                                    Name:  Charles M. Weaver
                                    Title:   Senior Vice President

                                 EXHIBIT INDEX

------------------------------------------------------------------------------------------
    Reference
   Number per
   Item 601 of                  Description of Exhibits                  Exhibit Number
  Regulation SK                                                         in this Form 10-K
-------------------------------------------------------------------------------------------
                 Certification by Senior Vice President of the
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